Form 10-Q
period 1994-03-31
BALTIMORE BANCORP
filed 1994-05-16
CIK 751926

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended                      Commission file number
March 31, 1994                                                      1-9821


       [ ] Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                          BALTIMORE BANCORP
        (Exact name of registrant as specified in its charter)


             Maryland                         52-1351635
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)


         120 East Baltimore Street, Baltimore, Maryland  21202
               (Address of principal executive offices)


                             (410) 244-3360
         (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X     No
     -------      -------

        The number of shares outstanding of Baltimore Bancorp common stock, $5.00 par value, was 16,690,831 at April 29, 1994.

                            BALTIMORE BANCORP
                            TABLE OF CONTENTS

                                                                        PAGE

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         March 31, 1994 and December 31, 1993                              3

         Consolidated Statements of Income for the three month
         periods ended March 31, 1994 and 1993                             4

         Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1994 and 1993                       5

         Notes to Consolidated Financial Statements                        6


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8


PART II - OTHER INFORMATION                                               15

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                17

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                          March 31,       December  31,
(Thousands of dollars)                                                       1994             1993

Assets
 Cash and due from banks                                                $   43,404        $   41,905
 Federal funds sold and securities purchased under resale agreements        25,000            41,500
 Other short-term investments                                                1,072            11,067
 Loans held for sale                                                       108,906           167,336
 Available-for-sale securities                                             633,007           542,196
 Loans:
   Real estate - construction    - residential                              79,985            78,585
                                 - commercial                                9,049            15,672
   Real estate - first mortgage  - residential                              61,909            52,696
                                 - commercial                              401,361           419,500
   Real estate - second mortgage and home equity                           290,280           301,799
   Consumer installment                                                    182,914           205,406
   Credit card                                                             134,133           144,000
   Commercial                                                               67,377            64,207
   Lease financing                                                          69,385            73,673

Total loans                                                              1,296,393         1,355,538
 Less: Allowance for possible loan losses                                   33,745            38,684
       Unearned income                                                      40,792            47,093

Net loans                                                                1,221,856         1,269,761
Premises and equipment, net                                                 30,591            31,013
Assets acquired in foreclosure                                              40,856            47,852
Other assets                                                                86,020            79,561
Total assets                                                            $2,190,712        $2,232,191

Liabilities and Stockholders' Equity
Liabilities
 Noninterest-bearing deposits                                           $  155,783        $  169,714
 Interest-bearing deposits:
   Checking accounts                                                       126,272           125,461
   Money market                                                            495,169           497,665
   Savings                                                                 277,558           263,914
   Other time                                                              856,992           887,983
   Brokered                                                                 11,450            12,418
   Jumbo certificates of deposit                                             4,680             4,362

 Total deposits                                                          1,927,904         1,961,517
 Securities sold under agreements to repurchase
   and other short-term borrowings                                          60,967            60,980
 Long-term borrowings                                                       18,161            18,246
 Accrued taxes, interest and other liabilities                              30,119            29,163

 Total liabilities                                                       2,037,151         2,069,906
Commitments and Contingencies
Stockholders' Equity
  Common stock ($5.00 par value) shares authorized 50,000,000;
   shares outstanding 16,683,931 at March 31, 1994, and 16,672,049
   at December 31, 1993                                                     83,420            83,360
  Capital surplus                                                           27,928            27,839
  Retained earnings                                                         52,075            50,400
  Unrealized gain (loss) on available-for-sale securities                   (9,862)              686

Total stockholders' equity                                                 153,561           162,285
Total liabilities and stockholders' equity                              $2,190,712        $2,232,191

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                                 Three Months
                                                                                Ended March 31,
(Thousands of dollars, except per share data)                                1994            1993

Interest Income
  Interest and fees on loans                                               $28,972           $32,959
  Interest and dividends on securities:
    Taxable interest                                                         7,477             7,803
    Interest exempt from federal income taxes                                                     22
  Other interest income                                                      2,614             2,418

  Total interest income                                                     39,063            43,202
Interest Expense
  Interest on deposits                                                      15,035            19,936
  Interest on securities sold under agreements to
    repurchase and other short-term borrowings                                 114                47
  Interest on long-term borrowings                                             398               429

  Total interest expense                                                    15,547            20,412

Net interest income                                                         23,516            22,790
Provision for possible loan losses                                           2,500             6,000

Net interest income after provision for possible loan losses                21,016            16,790
Other Operating Income
  Service charges on deposit accounts                                        1,421             1,822
  Mortgage banking income                                                    3,013             2,561
  Gain on sale of available-for-sale securities                                526             6,101
  Gain on sale of investment securities                                                           55
  Other                                                                      1,752             1,447

  Total other operating income                                               6,712            11,986

Other Operating Expense
  Compensation and employee benefits                                        12,188            10,289
  Net occupancy expense of premises                                          2,284             2,081
  Equipment expense                                                          1,739             2,271
  FDIC insurance                                                             1,285             1,811
  Other real estate owned expense, net                                       1,442             1,249
  Other                                                                      5,405             6,169
  Total other operating expense                                             24,343            23,870

Income before income taxes                                                   3,385             4,906
Income taxes                                                                   875                26
Net income                                                                 $ 2,510           $ 4,880

Earnings per share                                                         $   .15           $   .35

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                                  Three Months
                                                                                 Ended March 31,
(Thousands of dollars)                                                        1994               1993

Operating Activities
   Net income                                                            $   2,510         $    4,880
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Provision for possible loan losses                                    2,500              6,000
       Provision for depreciation and amortization                           1,030              1,039
       Amortization of purchased servicing                                     858                774
       Amortization of excess servicing                                        141                213
       Amortization of discount on securities                                  135                191
       Other amortization                                                       70                299
       Realized gain on available-for-sale securities                         (526)            (6,101)
       Realized gain on investment securities                                                     (55)
       Contribution of common stock under 401(k) plan                          109
       Decrease in other assets and liabilities                              3,382                 66
       Other (primarily loan origination costs)                               (676)              (111)
   Net cash provided by operating activities                                 9,533              7,195

Investing Activities
   Proceeds from sale of investment securities                                                154,556
   Maturities of investment securities                                                        114,731
   Principal repayments of investment securities                                               42,325
   Purchase of investment securities                                                         (473,186)
   Proceeds from sales of available-for-sale securities                     75,517            233,541
   Principal repayments of available-for-sale securities                    17,455              8,522
   Purchase of available-for-sale securities                              (199,619)           (57,668)
   Sales of mortgage loans held for sale                                   278,239            178,044
   Originations of mortgage loans held for sale                           (219,809)          (177,443)
   Purchase of servicing                                                    (4,344)
   Decrease in loans                                                        52,993             48,140
   Purchase of premises and equipment                                         (523)             (805)
   Other                                                                        68                42
   Net cash (used for) provided by investing activities                        (23)           70,799

Financing Activities
   Net (decrease) increase in noninterest-bearing demand deposits          (13,931)            6,439
   Net decrease in interest-bearing deposits                               (19,682)          (86,458)
   Net decrease in securities sold under agreements to
     repurchase and other short term borrowings                                (13)           (3,954)
   Retirement of long-term borrowings                                          (85)              (77)
   Cash dividends paid                                                        (835)
   Proceeds from issuance of common stock                                       40             7,104

   Net cash used for financing activities                                  (34,506)          (76,946)
   (Decrease) increase in cash and cash equivalents                        (24,996)            1,048
   Cash and cash equivalents at beginning of period                         94,472           109,976
   Cash and cash equivalents at end of period                            $  69,476         $ 111,024

Supplemental information:
   Interest paid                                                         $  15,342         $  19,323
   Net income tax paid (refund)                                                259            (3,393)

Noncash transactions:
   Assets acquired in foreclosure                                                          $   7,657
   Loans to facilitate sale of assets acquired in foreclosure                                    960
   Issuance of common stock under 401(k) plan                             $    109
   Unrealized loss on valuation of available-for-sale securities            10,548
   Reclassifications of investment securities to loans                                         4,974

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BALTIMORE BANCORP AND SUBSIDIARIES
(Thousands of dollars)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE B - AVAILABLE-FOR-SALE SECURITIES

  Available-for-sale securities at March 31, 1994 are summarized as follows:

                                                                          March 31, 1994
                                                                      Gross           Gross
                                                   Amortized        Unrealized      Unrealized             Fair
                                                     Costs            Gains           Losses              Value

U.S. Treasury securities . . . . . . . . . . . .  $  52,053                       $     173           $   51,880
Federal agency obligations . . . . . . . . . . .     80,071                           2,839               77,232
Foreign government debt. . . . . . . . . . . . .      1,000                                                1,000
Mortgage-backed securities . . . . . . . . . . .    496,390        $      85         12,059              484,416
Other asset-backed securities. . . . . . . . . .     18,665                2            188               18,479

Total available-for-sale securities. . . . . . .  $ 648,179        $      87      $  15,259           $  633,007

  Available-for-sale securities at December 31, 1993 are summarized as follows:

                                                                        December 31, 1993
                                                                      Gross           Gross
                                                   Amortized        Unrealized      Unrealized             Fair
                                                     Costs            Gains           Losses              Value

U.S. Treasury securities . . . . . . . . . . . .  $   1,994                                           $    1,994
Federal agency obligations . . . . . . . . . . .     75,071        $      53      $     267               74,857
Foreign government debt. . . . . . . . . . . . .      1,000                                                1,000
Mortgage-backed securities . . . . . . . . . . .    452,564            1,593            328              453,829
Other asset-backed securities. . . . . . . . . .     10,512                5              1               10,516

Total available-for-sale securities. . . . . . .  $ 541,141        $   1,651      $     596           $  542,196

NOTE C - EARNINGS PER SHARE

  Earnings per share were determined based on the weighted average number of common shares outstanding for the period and the assumed exercise of stock options using the treasury stock method to the extent that the effect is dilutive. The weighted average number of shares outstanding was 16,678,000 and 13,906,000 for the three month periods ended March 31, 1994 and 1993, respectively. The dilutive effect of stock options was not material.

NOTE D - LITIGATION

  Various claims and lawsuits are pending against the Company and its subsidiaries. It is generally anticipated that final disposition of such claims and lawsuits may not occur for several years. Management, after reviewing developments with legal counsel, establishes loss contingency reserves as considered necessary; however, no such reserves have been established as of March 31, 1994. Although the amount of any ultimate liability with respect to legal matters cannot be determined, management is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Company.

  During 1993, the Company settled a lawsuit originally filed in 1990 by a class of stockholders against the Company and certain previous executive officers and former directors relating to the rejection of a conditional proposal to acquire the Company made by Allied Irish Bank in 1990. The total settlement paid by the Company amounted to $1,750 and was charged to other expense during the quarter ended March 31, 1993.

NOTE E - REGULATORY MATTERS

  In April 1994, the Company received notification that the Order to Cease and Desist, which The Bank of Baltimore, the Company's principal subsidiary, entered into with the Federal Deposit Insurance Corporation and the Maryland Bank Commissioner in July 1992, had been terminated and that the Written Agreement, which the Company entered into with the Federal Reserve Bank of Richmond and the Maryland Bank Commissioner in July 1992, had been terminated.

NOTE F - MERGER AGREEMENT

  On March 21, 1994, the Company announced the execution of a definitive Agreement and Plan of Merger ("the Agreement and Plan of Merger") with First Fidelity Bancorporation ("FFB") and a wholly owned subsidiary of FFB ("Merger Sub"), pursuant to which FFB will acquire all of the outstanding shares of the Company's common stock in a merger of Merger Sub into the Company, which will thereby become a wholly owned subsidiary of FFB. Under the terms of the Agreement and Plan of Merger, holders of the Company's common stock will receive $20.75 in cash for each of their shares.

  In connection with the acquisition, the Company on March 22, 1994 granted FFB an option to purchase 3,300,000 shares of the Company's common stock (subject to adjustment in certain events), or approximately 19.9% of the Company's outstanding common stock, at $19.31 per share (the average of the high and low sales prices on March 22, 1994). The option is exercisable in the event of (i) the acquisition by any person other than FFB or any of its subsidiaries of ownership, control or the right to vote 25% or more of the Company's outstanding common stock, or (ii) the Company or any of its subsidiaries entering into, or the board of directors recommending for stockholder approval, certain acquisition transactions with any person other than FFB or any of its subsidiaries.

  The acquisition of the Company by FFB is subject to various closing conditions, including the merger of The Bank of Baltimore into a newly-formed federal savings bank subsidiary of FFB , the receipt of all regulatory approvals required for the transaction, and the approval of the transaction by the Company's stockholders at a special meeting. The acquisition is expected to close on the later of October 31, 1994 or within ten days after the receipt of all required regulatory approvals and expiration of applicable waiting periods, subject to satisfaction of closing conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Review

  Net income of Baltimore Bancorp ("the Company") for the quarter ended March 31, 1994 was $2.5 million, or $.15 per share, compared with net income of $4.9 million for the first quarter of 1993, or $.35 per share. Earnings per share reflected a 20% increase in the weighted average number of shares outstanding in 1994 compared to 1993. For the first quarter of 1994, return on average assets was .47%, as compared with .83% for the corresponding period in 1993.

  Core operating earnings (pretax income before the provision for possible loan losses, other real estate owned expense and nonrecurring items) were $6.8 million for the first quarter of 1994, compared to $7.8 million for the same period in 1993. The overall decrease in core operating earnings compared with the prior year period is largely attributable to higher compensation and employee benefits expense.

  Net interest income. Net interest income increased 3% to $23.5 million in the first quarter of 1994 from $22.8 million in 1993. While average earning assets decreased by 9%, the net yield on average earning assets has risen 13% to 4.67% for the first three months of 1994 from 4.14% for the same period in 1993. A $136.6 million, or 66%, reduction in nonperforming assets since March 31, 1993, combined with the repayment at maturity of $133.2 million in high cost brokered deposits since March 31, 1993, have accounted for most of the improvement in the net yield on average earning assets.

  Provision for possible loan losses. The Company's provision for possible loan losses was $2.5 million for the first quarter of 1994, as compared with $6.0 million for the first quarter of 1993. Net charge-offs were $7.4 million during the 1994 first quarter, as compared with $11.4 million for the 1993 first quarter. The lower level of charge-offs in 1994 relates to the significant reduction in nonperforming loans over the past twelve months. Nonperforming loans declined from $113.8 million at March 31, 1993 to $29.8 million at March 31, 1994.

  The current provision for possible loan losses is not necessarily indicative of future provisions. Although the Company closely monitors the quality of its loan portfolios, further weakness in the regional real estate market or the general economy could result in the Company's increasing the quarterly provision for possible loan losses.

  Other operating income. Other operating income decreased by 44% in the first quarter of 1994 to $6.7 million from $12.0 million for the corresponding period in 1993. The first quarter 1993 results included $6.1 million in gains on the sale of available-for-sale securities, compared with $0.5 million for the first quarter of 1994. The increase in mortgage banking income in the first quarter of 1994 in comparison to the corresponding period in 1993 reflects a $1.0 million increase in servicing fee income offset by a $0.5 million decline in gains on the sale of residential mortgages. Service charges on deposit accounts decreased $0.4 million in the first quarter of 1994 when compared to the first quarter of 1993 primarily due to a decline in fee-producing deposit accounts, while increases in credit card and investment service fees accounted for the majority of the $0.3 million increase in other income.


  Other operating expense. Other operating expense increased by 2% to $24.3 million in the first quarter of 1994 from $23.9 million in the first quarter of 1993. Compensation and employee benefits expense rose $1.9 million, or 18%, largely as a result of higher volume-driven commissions in the Company's residential mortgage banking business. Mortgage loan originations increased by 24% to $219.8 million in the first quarter of 1994, as compared with $177.4 million for the same period in 1993. The Company also incurred higher pension and medical benefits and incentive plan costs as well as higher temporary personnel costs. In comparison with the first quarter of 1993, the Company experienced decreases in FDIC insurance expense due to lower rates resulting from the Company's improved financial condition as well as in equipment expense due to the outsourcing of the Company's data processing operations beginning in late 1993. Outside data processing services expense, which is included in other expense, increased by $0.6 million during the first quarter of 1994, as compared with the corresponding period in 1993. Additionally, other expense for the first quarter of 1993 included a $1.8 million charge for the settlement of a lawsuit filed in 1990 by a class of stockholders against the Company and certain previous executive officers and former directors.

  Income taxes. Income taxes increased to $0.9 million in the first quarter of 1994 from less than $0.1 million in the corresponding period of 1993. In 1993, the Company benefitted from the use of net operating loss carryforwards to reduce income taxes. These loss carryforwards had been fully utilized by the end of 1993.


Capital and Liquidity

  Capital. For the first quarter of 1994, the adjusted Tier 1 leverage capital ratio for the Company's principal subsidiary, The Bank of Baltimore ("the Bank"), reached 7.60%. This represents an improvement over the Bank's leverage capital ratio of 6.04% for the first quarter of 1993 and compares to a leverage capital ratio of 7.08% for the fourth quarter of 1993. At March 31, 1994, the Bank's Tier 1 risk-based and Total risk-based capital ratios were 10.36% and 11.62%, respectively, exceeding the regulatory requirements for a "well-capitalized" bank of 6.00% and 10.00%, respectively. The Bank's Tier 1 risk-based and Total risk-based ratios were 7.85% and 9.12%, respectively, at March 31, 1993 and 9.72% and 10.99%, respectively, at December 31, 1993.

  On a consolidated basis, the Company's ratio of stockholders' equity to total assets declined to 7.01% at March 31, 1994, as compared with 7.27% at December 31, 1993. This decrease reflects the decline in market value, since year-end 1993, of the Company's available-for-sale securities which, effective December 31, 1993, are being accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"). The Company's ratio of stockholders' equity to total assets excluding the effect of FASB 115 was 7.46% at March 31, 1994, as compared with 5.88% a year earlier. Capital ratios have improved since the first quarter of 1993 as a result of profitable operations, a reduction in the Company's assets and significant new equity capital raised in 1993 through the sale of common stock under a discount stock purchase plan. The table below sets forth the relevant data and capital ratios for the Company and the Bank at March 31, 1994 and for the quarter then ended:

                                                        Baltimore        The Bank of
(Dollars in millions)                                    Bancorp          Baltimore

Total assets - quarter-end                               $2,190.7          $2,187.8
Total average assets - first quarter                      2,157.4           2,153.0
Total risk-weighted assets                                1,598.1           1,579.8

Stockholders' equity- quarter-end, excluding unrealized
     loss on available-for-sale securities               $  163.4          $  163.6
      As a percent of total assets                           7.46%             7.48%

Tier 1 capital                                           $  163.4          $  163.6
   As a percent of average assets (leverage ratio)           7.58%             7.60%

Tier 1 risk-based capital                                $  163.4          $  163.6
   As a percent of risk-weighted assets                     10.23%            10.36%
   Required                                                  4.00%             4.00%

Total risk-based capital                                 $  189.5          $  183.5
   As a percent of risk-weighted assets                     11.86%            11.62%
   Required                                                  8.00%             8.00%


  Liquidity. The FDIC reviews the liquidity of insured financial institutions in the course of its examinations but has no specific liquidity requirement. Insured financial institutions are required by the FDIC to maintain adequate liquidity as measured by the percentage of net deposits and short-term liabilities represented by net cash, short-term and marketable assets. The Bank's liquidity ratio under this formula was 35% at March 31, 1994, 33% at December 31, 1993 and 34% at March 31, 1993. Management believes that the Bank's liquidity is adequate.



Asset Quality

  Nonperforming assets were $70.7 million at March 31, 1994, as compared with $81.8 million reported at December 31, 1993 and $207.3 million at March 31, 1993. The following table summarizes the year-to-date activity for 1994:

                                            Nonperforming
(Dollars in millions)                           Loans            OREO            Total

            Balance, January 1, 1994           $ 33.9           $ 47.9          $ 81.8

            Additions                             2.2                              2.2
            Charge-offs/write-downs              (5.7)            (0.7)           (6.4)
            Resolutions/payments                 (0.6)            (6.3)           (6.9)

            Balance, March 31, 1994            $ 29.8           $ 40.9          $ 70.7


  The ratio of nonperforming assets to total assets improved slightly in the first quarter of 1994, decreasing to 3.23% at March 31, 1994 from 3.66% at December 31, 1993. At March 31, 1993, the ratio of nonperforming assets to total assets was 8.81%. Loans delinquent by more than 90 days increased by $8.2 million to $19.6 million at March 31, 1994 from $11.4 million at
December 31, 1993.   Management believes the allowance for possible loan
losses of $33.7 million, with a coverage ratio of nonperforming loans at 113%, is adequate as of March 31, 1994. In comparison, coverage ratios were 114% at December 31, 1993 and 53% at March 31, 1993.

  Over 95% of the nonperforming assets are secured by real estate, the majority of which are income-producing properties, and approximately 83% are located in the local marketplace. The Company continues to be aware of the risks of an uncertain economy. Further weakness in the regional real estate market or the general economy could result in additions to nonperforming assets and/or increased OREO expenses and loan loss provisions.


Changes in Financial Condition

Total assets at March 31, 1994 were $2.191 billion, as compared with $2.232 billion at December 31, 1993.

  Loans held for sale at March 31, 1994 were $108.9 million as compared with $167.3 million at December 31, 1993. The $58.4 million decrease is attributable to sales of residential mortgage loans exceeding production in the first quarter of 1994 as the refinancing trend slowed in response to a rise in interest rates.

Available-for-sale securities, which are reflected at fair value in accordance with Statement of Financial Accounting Standards No. 115, were $633.0 million at March 31, 1994, as compared with $542.2 million at December 31, 1993. The $90.8 million increase is largely due to the investment of excess cash in U. S. Treasury and variable-rate mortgage-backed securities.

  Loans, net of unearned income, decreased to $1.256 billion at March 31, 1994, as compared with $1.308 billion at December 31, 1993, principally as a result of loan amortization and pay-offs. The reduction in consumer loan portfolios reflects the significant refinancing of homeowners' first mortgage loans and the concurrent consolidation of consumer debt. In addition, the lack of significant new consumer loan demand has impacted growth in loan originations. The commercial real estate loan portfolio has decreased as a result of prepayments as well as scheduled loan amortization.

  Deposits and short-term borrowings decreased slightly to $1.989 billion at March 31, 1994, as compared with $2.022 billion at December 31, 1993, as depositors continued to seek better returns through alternative investments. The Company has responded to this market trend by further developing its investment services business and increasing its visibility in bank branches.

  Interest Rate Risk Management. Managing the Company's net interest income, which is the primary source of earnings, requires information on asset and liability repricings. The interest sensitivity position is a measure of the relative exposure of earnings to fluctuations in interest rates. The Company's Funds Management and Asset/Liability Management Committees monitor the projected maturities of loans, investments, deposits and borrowings with a computer model that simulates the dynamics of frequent changes in interest rates and maturity patterns. Using the model as a guide, the committees manage interest rate risk by adjusting the size and maturity characteristics of the loan, investment, and available-for-sale portfolios, altering the composition and maturity characteristics of deposits and borrowings, and less frequently, by hedging through the use of interest rate swaps and caps, options, and futures contracts.

   The following table summarizes the Company's interest rate sensitivity position at March 31, 1994 for five different time periods using a static gap analysis:


                                                  Period from March 31, 1994 in which
                                               assets/liabilities are subject to repricing
                                     0-90          91-180        181-365         1-5            Over
                                     Days           Days           Days         Years         5 Years

(Dollars in millions)
Assets
  Short-term investments              $109
  Investment securities                277            $49           $ 65          $223            $ 45
  Loans                                586             37             74           336             223
  Other assets                          20                                                         147
    Total assets                      $992            $86           $139           559            $415

Liabilities and Equity
  Noninterest-bearing deposits (1)    $156
  Savings and money market
    accounts (1)                       773
  Other interest-bearing deposits      389           $193           $267          $139            $ 11
  Borrowed funds                        62                                          1               16
  Other liabilities                                                                                 30
  Stockholders' equity                                                                             154
    Total liabilities and equity    $1,380           $193           $267          $140            $211

Interest Sensitivity Gap
  Amount for period                  $(388)         $(107)         $(128)         $419            $204
  Cumulative amount                   (388)          (495)          (623)         (204)
  Cumulative percent of assets       (17.7)%        (22.6)%        (28.4)%        (9.3)%



     (1) Noninterest-bearing deposits and savings and money market accounts, taken together, include
         $438 million in the 0-90 days category which the Company considers to be long-term core deposits in the management of its interest rate sensitivity.

  A static gap repricing report provides an indication of interest rate risk at a point in time, and is but one tool used for the management of interest rate risk. In assigning assets and liabilities to these periods, assumptions are made with regard to prepayments of loans and mortgage backed securities based on historical trends. While this table shows the opportunity to reprice assets and liabilities, it does not reflect the fact that all interest rates do not move in equal increments. For example, consumer deposit rates typically lag changes in market interest rates.

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings - See Note D to the Consolidated Financial
            Statements.

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

  (a)  Exhibits

      (11) Statement Re: Computation of Per Share Earnings.

  (b)  Reports on Form 8-K

     A Current Report on Form 8-K dated February 18, 1994 was filed concerning the announcement of the date of the 1994 Annual Meeting of Stockholders and the record date for determining stockholders entitled to notice of and to vote at such meeting.

     A Current Report on Form 8-K dated March 21, 1994 was filed concerning the definitive merger agreement among the Registrant, First Fidelity Bancorporation, and Annabel Lee Corporation.