Form 10-Q
period 1994-06-30
BALTIMORE BANCORP
filed 1994-08-10
CIK 751926

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the quarterly period ended                           Commission file number
June 30, 1994                                                            1-9821


           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                              BALTIMORE BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Maryland                                           52-1351635
- - -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)


             120 East Baltimore Street, Baltimore, Maryland  21202
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (410) 244-3360
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     The number of shares outstanding of Baltimore Bancorp common stock, $5.00 par value, was 16,775,790 at July 31, 1994.

                                BALTIMORE BANCORP
                                TABLE OF CONTENTS
                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

         Consolidated Statements of Financial Condition at
          June 30, 1994 and December 31, 1993                                 4

         Consolidated Statements of Income for the three month and six month
          periods ended June 30, 1994 and 1993                                5

         Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 1994 and 1993                          6

         Notes to Consolidated Financial Statements                         7-8


  Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9-12


PART II - OTHER INFORMATION                                               13-14

  Item 1.Legal Proceedings

  Item 2.Changes in Securities

  Item 3.Defaults upon Senior Securities

  Item 4.Submission of Matters to a Vote of Security Holders

  Item 5.Other Information

  Item 6.Exhibits and Reports on Form 8-K


SIGNATURES                                                                   15

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                                        June 30,     December 31,
(Thousands of dollars)                                                                      1994             1993
- - -----------------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                                                $ 32,393         $ 41,905
 Federal funds sold and securities purchased under resale agreements                      16,000           41,500
 Other short-term investments                                                                331           11,067
 Loans held for sale                                                                      72,692          167,336
 Available-for-sale securities                                                           600,299          542,196
 Loans:
   Real estate - construction - residential                                               84,443           78,585
                                  - commercial                                             9,254           15,672
   Real estate - first mortgage - residential                                             76,115           52,696
                                  - commercial                                           374,978          419,500
   Real estate - second mortgage and home equity                                         281,345          301,799
   Consumer installment                                                                  163,968          205,406
   Credit card                                                                           156,993          144,000
   Commercial                                                                             80,982           64,207
   Lease financing                                                                        57,108           73,673
- - -----------------------------------------------------------------------------------------------------------------
Total loans                                                                            1,285,186        1,355,538
  Less: Allowance for possible loan losses                                                30,723           38,684
         Unearned income                                                                  35,044           47,093
- - -----------------------------------------------------------------------------------------------------------------
Net loans                                                                              1,219,419        1,269,761
Premises and equipment, net                                                               30,667           31,013
Assets acquired in foreclosure                                                            40,253           47,852
Other assets                                                                              99,273           79,561
- - -----------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 2,111,327      $ 2,232,191
=================================================================================================================

Liabilities and Stockholders' Equity
Liabilities
 Noninterest-bearing deposits                                                          $ 165,364        $ 169,714
 Interest-bearing deposits:
   Checking accounts                                                                     121,764          125,461
   Money market                                                                          471,800          497,665
   Savings                                                                               279,078          263,914
   Other time                                                                            829,147          887,983
   Brokered                                                                               11,450           12,418
   Jumbo certificates of deposit                                                           4,912            4,362
- - -----------------------------------------------------------------------------------------------------------------
 Total deposits                                                                        1,883,515        1,961,517
 Securities sold under agreements to repurchase
   and other short-term borrowings                                                        30,121           60,980
 Long-term borrowings                                                                     17,075           18,246
 Accrued taxes, interest and other liabilities                                            29,706           29,163
- - -----------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                     1,960,417        2,069,906
Commitments and Contingencies
Stockholders' Equity
  Common  stock  ($5.00  par  value)  shares   authorized   50,000,000;   shares
   outstanding 16,775,790 at June 30, 1994, and 16,672,049
   at December 31, 1993                                                                   83,879           83,360
  Capital surplus                                                                         28,541           27,839
  Retained earnings                                                                       55,615           50,400
  Unrealized gain (loss) on available-for-sale securities                                (17,125)             686
- - -----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               150,910          162,285
- - -----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $ 2,111,327      $ 2,232,191
=================================================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                  Three Months                        Six Months
                                                                  Ended June 30,                      Ended    June 30,
                                                                  --------------                      -----------------
(Thousands of dollars, except per share data)                 1994               1993             1994             1993
- - -----------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                              $ 28,484           $ 32,044         $ 57,456         $ 65,003
  Interest and dividends on securities:
    Taxable interest                                         8,493              8,544           15,970           16,347
    Interest exempt from federal income taxes                                       5                                27
  Other interest income                                      2,127              2,709            4,741            5,127
- - -----------------------------------------------------------------------------------------------------------------------
  Total interest income                                     39,104             43,302           78,167           86,504
Interest Expense
  Interest on deposits                                      14,876             19,233           29,911           39,169
  Interest on securities sold under agreements to
    repurchase and other short-term borrowings                 331                 46              445               93
  Interest on long-term borrowings                             389                420              787              849
- - -----------------------------------------------------------------------------------------------------------------------
  Total interest expense                                    15,596             19,699           31,143           40,111
- - -----------------------------------------------------------------------------------------------------------------------
Net interest income                                         23,508             23,603           47,024           46,393
Provision for possible loan losses                           2,500              6,000            5,000           12,000
- - -----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan       21,008             17,603           42,024           34,393
  losses
Other Operating Income
  Service charges on deposit accounts                        1,418              1,726            2,839            3,548
  Mortgage banking income                                    6,055              6,631            9,068            9,192
  Gains on sale of available-for-sale securities                                                   526            6,101
  Gains on sale of investment securities                                          306                               361
  Other                                                      2,139              1,984            3,891            3,431
- - -----------------------------------------------------------------------------------------------------------------------
  Total other operating income                               9,612             10,647           16,324           22,633
- - -----------------------------------------------------------------------------------------------------------------------
Other Operating Expense
  Compensation and employee benefits                        10,629             11,850           22,817           22,139
  Net occupancy expense of premises                          2,298              2,122            4,582            4,203
  Equipment expense                                          1,687              2,297            3,426            4,568
  FDIC insurance                                             1,267              1,695            2,552            3,506
  Other real estate owned expense, net                         939              2,224            2,381            3,473
  Other                                                      7,243              5,176           12,648           11,345
- - -----------------------------------------------------------------------------------------------------------------------
  Total other operating expense                             24,063             25,364           48,406           49,234
- - -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   6,557              2,886            9,942            7,792
Income taxes                                                 2,180                238            3,055              264
- - -----------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 4,377            $ 2,648          $ 6,887          $ 7,528
=======================================================================================================================
Earnings per share                                           $ .25              $ .18            $ .40            $ .52
=======================================================================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                             --------------------------
(Thousands of dollars)                                                                       1994                  1993
- - ------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                             $ 6,887               $ 7,528
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Provision for possible loan losses                                                   5,000                12,000
       Provision for depreciation and amortization                                          2,117                 2,093
       Amortization of purchased servicing                                                  1,361                 2,623
       Amortization of excess servicing                                                       286                   457
       Amortization of discount on securities                                                 224                   822
       Other amortization                                                                     151                   604
       Realized gain on available-for-sale securities                                        (526)               (6,101)
       Realized gain on investment securities                                                                      (361)
       Realized gain on sale of deposits                                                     (228)
       Realized gain on sale of servicing rights                                           (3,915)               (4,251)
       Contribution of common stock under 401(k) plan                                         109
       Decrease (increase) in other assets and liabilities                                   (208)                5,743
       Other                                                                                 (179)                 (165)
- - ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               11,079                20,992
- - ------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Proceeds from sales of available-for-sale securities                                    75,517               233,541
   Principal repayments of available-for-sale securities                                   41,898                 8,522
   Purchase of available-for-sale securities                                             (202,608)              (57,668)
   Proceeds from sales of investment securities                                                                 191,026
   Maturities of investment securities                                                                          117,719
   Principal repayments of investment securities                                                                 72,065
   Purchase of investment securities                                                                           (511,576)
   Sales of mortgage loans held for sale                                                  466,710               504,053
   Originations of mortgage loans held for sale                                          (372,066)             (535,530)
   Proceeds from sale of servicing rights                                                     858                 2,522
   Purchase of servicing rights                                                            (8,286)               (4,272)
   Decrease in loans                                                                       52,995                87,403
   Purchase of premises and equipment                                                      (1,648)               (1,856)
   Other                                                                                      167                   105
- - ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                               53,537               106,054
- - ------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Proceeds from sale of deposits                                                          18,552
   Net increase (decrease) in deposits, excluding deposits sold:
      Noninterest-bearing deposits                                                        (10,776)               43,790
      Interest-bearing deposits                                                           (85,550)             (193,725)
   Net decrease in securities sold under agreements to
      repurchase and other short-term borrowings                                          (30,859)               (2,519)
   Retirement of long-term borrowings                                                      (1,171)               (1,155)
   Cash dividends paid                                                                     (1,672)
   Proceeds from issuance of common stock                                                   1,112                21,659
- - ------------------------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                                                (110,364)             (131,950)
- - ------------------------------------------------------------------------------------------------------------------------
   Decrease in cash and cash equivalents                                                  (45,748)               (4,904)
   Cash and cash equivalents at beginning of period                                        94,472               109,976
- - ------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                            $ 48,724             $ 105,072
========================================================================================================================
Supplemental information:
   Interest paid                                                                         $ 30,732              $ 46,157
   Net income tax paid (refunded)                                                           2,030                (2,889)
- - ------------------------------------------------------------------------------------------------------------------------
Noncash transactions:
   Assets acquired in foreclosure                                                         $ 6,468              $ 13,613
   Loans to facilitate sale of assets acquired in foreclosure                               1,320                 5,360
   Unrealized loss on valuation of available-for-sale securities                           17,811
   Reclassification of investment securities to loans                                                             4,974
========================================================================================================================
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BALTIMORE BANCORP AND SUBSIDIARIES
(Thousands of dollars)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE B - AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at June 30, 1994 are summarized as follows:

                                                                          June 30, 1994
                                                ---------------------------------------------------------------
                                                                      Gross           Gross
                                                Amortized          Unrealized      Unrealized           Fair
                                                  Cost                Gains          Losses             Value
                                                ---------          ----------      ----------          -------
U.S. Treasury securities......................   $  55,047           $ -             $    876       $   54,171
Federal agency obligations....................      68,641                              4,262           64,379
Foreign government debt.......................       1,000                                               1,000
Mortgage-backed securities....................     485,754                             20,830          464,924
Other asset-backed securities.................      16,194                                369           15,825
                                                 ---------           ------          --------       ----------

Total available-for-sale securities...........   $ 626,636           $ -             $ 26,337       $  600,299
                                                 =========           ======          ========       ==========


Available-for-sale securities at December 31, 1993 are summarized as follows:

                                                                        December 31, 1993
                                                ---------------------------------------------------------------
                                                                      Gross           Gross
                                                Amortized          Unrealized      Unrealized           Fair
                                                  Cost                Gains          Losses             Value
                                                ---------          ----------      ----------          -------
U.S. Treasury securities......................   $   1,994                                          $    1,994
Federal agency obligations....................      75,071           $   53          $    267           74,857
Foreign government debt.......................       1,000                                               1,000
Mortgage-backed securities....................     452,564            1,593               328          453,829
Other asset-backed securities.................      10,512                5                 1           10,516
                                                 ---------           ------          --------       ----------

Total available-for-sale securities...........   $ 541,141           $1,651          $    596       $  542,196

                                                 =========           ======          ========       ==========

NOTE C - EARNINGS PER SHARE

  Earnings per share were determined based on the weighted average number of common shares outstanding for the period and the assumed exercise of stock options using the treasury stock method to the extent that the effect is dilutive. The weighted average number of shares outstanding was 16,719,314 and 14,943,872 for the three month periods ended June 30, 1994 and 1993, respectively, and 16,698,536 and 14,428,044 for the six month periods ended June 30, 1994 and 1993, respectively. The dilutive effect of stock options was not material.

NOTE D - LITIGATION

  Various claims and lawsuits are pending against the Company and its subsidiaries. It is generally anticipated that final disposition of such claims and lawsuits may not occur for several years. Management, after reviewing developments with legal counsel, establishes loss contingency reserves as considered necessary; however, no such reserves have been established as of June 30, 1994. Although the amount of any ultimate liability with respect to legal matters cannot be determined, management is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Company.

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

  The acquisition of the Company by FFB is subject to various closing conditions, including the receipt of all regulatory approvals required for the transaction and the approval of the transaction by the Company's stockholders at a special meeting. The acquisition is expected to close during the fourth quarter of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Review

  Net income of Baltimore Bancorp ("the Company") for the quarter ended June 30, 1994 was $4.4 million, or $.25 per share, as compared with net income of $2.6 million for the second quarter of 1993, or $.18 per share. Year-to-date, net income for the six months ended June 30, 1994 amounted to $6.9 million, or $.40 per share, as compared with net income of $7.5 million, or $.52 per share, for the corresponding period in 1993. For both the first half of 1994 and 1993, return on average total assets was .64%.

  Net interest income. Net interest income decreased slightly to $23.5 million in the second quarter of 1994 from $23.6 million in the same period of 1993. For the first half of 1994, net interest income amounted to $47.0 million, as compared with $46.4 million for the corresponding period in 1993, or a 1% increase. While average earning assets declined 8% during both the three and six month periods in 1994 compared with 1993, the net yield on average earning assets has risen 9% to 4.71% for the second quarter of 1994 from 4.34% for the same period in 1993 and has increased 11% to 4.69% for the first half of 1994 from 4.24% for the same period in 1993. A $115.9 million, or 65%, reduction in nonperforming assets since June 30, 1993 combined with the repayment at maturity of $95.4 million in high cost brokered deposits since June 30, 1993 have accounted for much of the improvement in the net yield on average earning assets.

  Provision for possible loan losses. The Company's provision for possible loan losses was $2.5 million for the second quarter of 1994, as compared with $6.0 million for the second quarter of 1993. Year-to-date, the provision for possible loan losses was $5.0 million for the six months ended June 30, 1994, as compared with $12.0 million for the same period in 1993. Net charge-offs were $5.5 million and $8.3 million for the second quarter of 1994 and 1993, respectively, and $13.0 million and $19.6 million for the first half of 1994 and 1993, respectively. The lower level of charge-offs in 1994 relates to the significant reduction in nonperforming loans over the past twelve months. Nonperforming loans dropped from $98.9 million at June 30, 1993 to $21.4 million at June 30, 1994.

  The current provision for possible loan losses is not necessarily indicative of future provisions. Although the Company closely monitors the quality of its loan portfolios, deterioration in the regional real estate market or the general economy could result in the Company increasing the quarterly provision for possible loan losses.

  Other operating income. Other operating income decreased by 10% in the second quarter of 1994 to $9.6 million from $10.6 million for the corresponding period in 1993. Most of the decline occurred in the Company's residential mortgage banking business where an increase in service fee income was offset by lower production and lower profits on the sale of loans in comparison to the prior year. The decrease was also partially attributable to 1993 gains on securities sold while no such sales occurred in the second quarter of 1994.

  Year-to-date, other operating income amounted to $16.3 million for the first half of 1994, as compared with $22.6 million for the same period in 1993, or a 28% decrease. The results for the first half of 1993 reflect $6.5 million in gains from the Company's securities portfolios, as compared with $0.5 million for the same period in 1994.

  Other operating expense. Other operating expense decreased by 5% in the second quarter of 1994 to $24.1 million from $25.4 million for the corresponding period in 1993. Compensation and employee benefits expense decreased largely as a result of reduced employee benefit expense and lower volume driven commissions in the Company's residential mortgage banking business where production levels in the second quarter of 1994, as compared with 1993, declined with the market rise in mortgage interest rates. In comparison with the second quarter of 1993, the Company in the second quarter of 1994 experienced decreases in equipment expense due to the outsourcing of its data processing operations beginning in late 1993 as well as in FDIC insurance expense due to lower deposits and lower assessment rates resulting from the Company's improved financial condition. Other real estate owned (OREO) expense also decreased as the Company's loss exposure from its OREO holdings has stabilized. Offsetting these decreases was an increase in other expense in the second quarter of 1994, as compared with the same period in 1993, largely attributable to higher outside data processing services expense and higher advertising expense associated with the Company's retail operations. Additionally, during the second quarter of 1994, the Company settled a dispute with certain former executives involving the cancellation of stock options.

  Year-to-date, other operating expense amounted to $48.4 million for the first half of 1994, as compared with $49.2 million for the same period in 1993, or a 2% decrease. Other expense for the first quarter of 1993 included a $1.8 million charge for the settlement of a lawsuit filed in 1990 by a class of stockholders against the Company and certain previous executive officers and former directors.

  Income taxes. Income taxes increased to $2.2 million in the second quarter of 1994 from $0.2 million for the corresponding period in 1993. For the six months ended June 30, 1994, income taxes were $3.1 million, as compared with $0.3 million for the first half of the prior year. In 1993, the Company benefitted from the use of net operating loss carryforwards to reduce federal income taxes. These loss carryforwards are not available in 1994.


Capital and Liquidity

  Capital. For the second quarter of 1994, the adjusted Tier 1 leverage capital ratio for the Company's principal subsidiary, The Bank of Baltimore ("the Bank"), reached 7.88%. This represents an improvement over the Bank's leverage capital ratio of 6.77% for the second quarter of 1993 and compares to a leverage capital ratio of 7.08% for the fourth quarter of 1993. At June 30, 1994, the Bank's Tier 1 risk-based and Total risk-based capital ratios were 10.83% and 12.09%, respectively, exceeding the regulatory requirements for a "well-capitalized" bank of 6.00% and 10.00%, respectively. The Bank's Tier 1 risk-based and Total risk-based ratios were 8.93% and 10.20%, respectively, at June 30, 1993 and 9.72% and 10.99%, respectively, at December 31, 1993.

  On a consolidated basis, the Company's ratio of stockholders' equity to total assets declined to 7.15% at June 30, 1994, as compared with 7.27% at December 31, 1993. This decrease reflects the decline in market value, since year-end 1993, of the Company's available-for-sale securities which, effective December 31, 1993, are being accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"). The Company's ratio of stockholders' equity to total assets excluding the effect of FASB 115 was 7.96% at June 30, 1994, as compared with 6.75% a year earlier. Capital ratios have improved since the second quarter of 1993 as a result of profitable operations, a reduction in the Company's assets and significant new equity capital raised in 1993 through the sale of common stock under a dividend reinvestment and stock purchase plan. The table below sets forth the relevant data and capital ratios for the Company and the Bank at June 30, 1994 and for the quarter then ended:

                                                                    Baltimore       The Bank of
                                                                     Bancorp         Baltimore
                                                                    ---------       -----------
(Dollars in millions)
- - ---------------------
Total assets - quarter-end                                          $ 2,111.3        $ 2,126.6
Total average assets - second quarter                                 2,157.2          2,154.3
Total risk-weighted assets                                            1,579.8          1,567.3

Stockholders' equity - quarter-end, excluding unrealized
   loss on available-for-sale securities                                168.0            169.7
     As a percent of total assets                                        7.96%            7.98%

Tier 1 capital
   As a percent of average assets (leverage ratio)                       7.79%            7.88%

Tier 1 risk-based capital
   As a percent of risk-weighted assets                                 10.64%           10.83%
   Required                                                              4.00%            4.00%

Total risk-based capital
   As a percent of risk-weighted assets                                 12.27%           12.09%
   Required                                                              8.00%            8.00%


  Liquidity. The FDIC reviews the liquidity of insured financial institutions in the course of its examinations but has no specific liquidity requirement. Insured financial institutions are required by the FDIC to maintain adequate liquidity as measured by the percentage of net deposits and short-term liabilities represented by net cash, short-term and marketable assets. The Bank's liquidity ratio under this formula was 32% at June 30, 1994, 33% at December 31, 1993 and 32% at June 30, 1993. Management believes that the Bank's liquidity is adequate.


Asset Quality

  Nonperforming assets were $61.7 million at June 30, 1994, as compared with $81.8 million reported at December 31, 1993 and $177.6 million at June 30, 1993. The following table summarizes the year-to-date activity for 1994:

                                            Nonperforming
(Dollars in millions)                           Loans           OREO         Total
- - -----------------------------------------------------------------------------------
Balance, January 1, 1994                        $ 33.9         $ 47.9       $ 81.8

Additions                                          7.3                         7.3
Charge-offs/write-downs                           (9.9)          (1.1)       (11.0)
Resolutions/payments                              (3.4)         (13.0)       (16.4)
Transfers                                         (6.5)           6.5
                                                -----------------------------------
Balance, June 30, 1994                          $ 21.4         $ 40.3       $ 61.7
                                                -----------------------------------

  The ratio of nonperforming assets to total assets improved in the first half of 1994, decreasing to 2.92% at June 30, 1994 from 3.66% at December 31, 1993. At June 30, 1993, the ratio of nonperforming assets to total assets was 7.70%. Loans delinquent by more than 90 days increased by $2.0 million to $13.4 million at June 30, 1994 from $11.4 million at December 31, 1993. Management believes the allowance for possible loan losses of $30.7 million, with a coverage ratio of nonperforming loans at 143%, is adequate at June 30, 1994. In comparison, coverage ratios were 114% at December 31, 1993 and 59% at June 30, 1993.

  Approximately 97% of the nonperforming assets are secured by real estate, the majority of which are income-producing properties, and approximately 84% are located in the local marketplace. Deterioration in the regional real estate market or the general economy could result in additions to nonperforming assets and/or increased OREO expenses and loan loss provisions.


Changes in Financial Condition

  Total assets at June 30, 1994 were $2.111 billion, as compared with $2.232 billion at December 31, 1993.

  Loans held for sale at June 30, 1994 were $72.7 million as compared with $167.3 million at December 31, 1993. The $94.6 million decrease is attributable to sales of residential mortgage loans exceeding production in the first half of 1994 as the refinancing trend slowed in response to a rise in interest rates.

  Available-for-sale securities at June 30, 1994 were $600.3 million as compared with $542.2 million at December 31, 1993. The $58.1 million increase is largely due to the investment of excess cash in U.S. Treasury and variable-rate mortgage-backed securities.

  Loans, net of unearned income, decreased to $1.250 billion at June 30, 1994, as compared with $1.308 billion at December 31, 1993, principally as a result of loan amortization and pay-offs. The reduction in consumer loan portfolios reflects the significant refinancing of homeowners' first mortgage loans and the concurrent consolidation of consumer debt. In addition, the lack of significant new consumer loan demand has impacted growth in loan originations. The commercial real estate loan portfolio has decreased as a result of prepayments as well as scheduled loan amortization.

  Deposits and short-term borrowings decreased to $1.914 billion at June 30, 1994, as compared with $2.022 billion at December 31, 1993, as depositors continued to seek better returns through alternative investments. The Company has responded to this market trend by further developing its investment services business.

  Interest rate risk management. Managing the Company's net interest income, which is the primary source of earnings, requires information on asset and liability repricings. The interest sensitivity position is a measure of the relative exposure of earnings to fluctuations in interest rates. The Company's Funds Management and Asset/Liability Management Committees monitor the projected maturities of loans, investments, deposits and borrowings with a computer model that simulates the dynamics of frequent changes in interest rates and maturity patterns. Using the model as a guide, the committees manage interest rate risk by adjusting the size and maturity characteristics of the loan, investment and available-for-sale portfolios, altering the composition and maturity characteristics of deposits and borrowings, and less frequently, by hedging through the use of interest rate swaps and caps, options and futures contracts.

  The following table summarizes the Company's interest rate sensitivity position at June 30, 1994 for five different time periods using a static gap analysis:

                                                           Period from June 30, 1994
                                                          in which assets/liabilities
                                                           are subject to repricing
                                              ------------------------------------------------
                                              0-90     91-180    181-365       1-5       Over
(Dollars in millions)                         Days      Days       Days       Years    5 Years
- - ----------------------------------------------------------------------------------------------
Assets
  Short-term investments                      $ 16
  Available-for-sale securities                266      $ 29       $ 46       $ 183       $ 77
  Loans                                        665        28         57         295        205
  Other assets                                  84                                         160
                                            --------------------------------------------------
    Total assets                            $1,031      $ 57      $ 103       $ 478      $ 442
                                            ==================================================
Liabilities and Equity
  Noninterest-bearing deposits (1)           $ 165
  Savings and money market accounts (1)        873
  Other interest-bearing deposits              328     $ 248       $ 99       $ 154       $ 16
  Borrowed funds                                30                    1                     16
  Other liabilities                                                                         30
  Stockholders' equity                                                                     151
                                            --------------------------------------------------
    Total liabilities and equity            $1,396     $ 248      $ 100       $ 154      $ 213
                                            ==================================================
Interest Sensitivity Gap
  Amount for period                         $ (365)    $(191)       $ 3       $ 324      $ 229
  Cumulative amount                           (365)     (556)      (553)       (229)
  Cumulative percent of assets              (17.3%)   (26.3%)    (26.2%)     (10.8%)

(1) Noninterest-bearing deposits and savings and money market accounts, taken together, include $444 million in the 0-90 days category which the Company considers to be long-term core deposits in the management of its interest rate sensitivity.


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

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings - See Note D to the Consolidated Financial
           Statements.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders of Baltimore Bancorp was held on April 27, 1994.

           (b) Not applicable.

           (c) Other matters voted upon:


               (1) The following persons were elected as directors at the Annual
                   Meeting for three year terms until the 1997 Annual Meeting:

                                                                    Against or
                   Nominee                           For             Withheld
                   ------------------------------------------------------------
                   Rose M. Cernak                 14,952,364         152,824
                   Edwin F. Hale, Sr.             14,958,230         146,958
                   R. Andrew Larkin, Jr.          14,962,341         142,847
                   Robert A. Pascal               14,958,147         147,041
                   G. Gregory Russell             14,962,436         142,752


                (2) An amendment to the Company's 1992 Stock Option Plan as to a grant of an option on October 13, 1993 to each nonemployee director of the Company to purchase 5,000 shares of common stock was approved by the stockholders at the Annual Meeting as follows:

                    For                                   13,694,660
                    Against or withheld                    1,168,152
                    Abstain                                  242,376


           (d) Not applicable.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               (11) Statement Re: Computation of Per Share Earnings.

           (b) Reports on Form 8-K - None.

                               BALTIMORE BANCORP

Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                                                                      Three Months                  Six Months
                                                                                     Ended June 30,                Ended June 30,
                                                                                  ---------------------        ---------------------
(Thousand of dollars, except per share data)                                        1994          1993          1994           1993
- - ------------------------------------------------------------------------------------------------------------------------------------
PRIMARY:
Average shares outstanding                                                        16,719        14,944        16,699         14,428
Net effect of the assumed exercise of stock options - based on treasury
stock method (1)                                                                     559           103           523             91
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                             17,278        15,047        17,222         14,519
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 4,377       $ 2,648       $ 6,887        $ 7,528
- - ------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                 $ .25         $ .18         $ .40          $ .52
- - ------------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED:
Average shares outstanding                                                        16,719        14,944        16,699         14,428
Net effect of the assumed exercise of stock option - based on
treasury stock method (2)                                                            568           146           568            130
Assumed conversion of Debentures (3)                                                 200           200           200            200
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                             17,487        15,290        17,467         14,758
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 4,377       $ 2,648       $ 6,887        $ 7,528
Interest on Debentures, net of income tax effect (3)                                  55            55           109            109
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                          $ 4,432       $ 2,703       $ 6,996        $ 7,637
- - ------------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                                 $ .25         $ .18         $ .40          $ .52
- - ------------------------------------------------------------------------------------------------------------------------------------

(1)     Using average market price.

(2)     Using the higher of the average market price or the ending price.

(3) The Company's 6.75% Convertible Subordinated Debentures are included in the calculation of fully diluted earnings per share. The 10.875% Subordinated Capital Notes are not common stock equivalents for purposes of computing earnings per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BALTIMORE BANCORP



August 10, 1994                                 /s/ Edwin F. Hale, Sr.
                                                --------------------------
                                                    Edwin F. Hale, Sr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer




August 10, 1994                                 /s/ Joseph A. Cicero
                                                ---------------------
                                                    Joseph A. Cicero
                                                    Executive Vice President and
                                                    Chief Financial Officer