Form 10-Q
period 1994-09-30
BALTIMORE BANCORP
filed 1994-10-31
CIK 751926

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the quarterly period ended                          Commission file number
September 30, 1994                                                      1-9821


            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                               BALTIMORE BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                           52-1351635
 -----------------------------                    -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)



             120 East Baltimore Street, Baltimore, Maryland  21202
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (410) 244-3360
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ----     ----

     The number of shares outstanding of Baltimore Bancorp common stock, $5.00 par value, was 16,775,790 at October 28, 1994.

                                BALTIMORE BANCORP
                                TABLE OF CONTENTS
                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

         Consolidated Statements of Financial Condition at
          September 30, 1994 and December 31, 1993                            3

         Consolidated Statements of Income for the three month and nine
          month periods ended September 30, 1994 and 1993                     4

         Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1994 and 1993                     5

         Notes to Consolidated Financial Statements                           6


  Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9


PART II - OTHER INFORMATION                                                  16

  Item 1.Legal Proceedings

  Item 2.Changes in Securities

  Item 3.Defaults upon Senior Securities

  Item 4.Submission of Matters to a Vote of Security Holders

  Item 5.Other Information

  Item 6.Exhibits and Reports on Form 8-K


SIGNATURES                                                                   17

EXHIBITS                                                                     18

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                            September 30,    December 31,
(Thousands of dollars)                                                           1994             1993
- ---------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                                    $   38,080      $   41,905
 Federal funds sold and securities purchased under resale agreements            27,000          41,500
 Other short-term investments                                                      328          11,067
 Loans held for sale                                                            49,017         167,336
 Available-for-sale securities                                                 564,308         542,196
 Loans:
   Real estate - construction - residential                                     96,505          78,585
                              - commercial                                       9,864          15,672
   Real estate - first mortgage - residential                                  115,922          52,696
                                - commercial                                   371,191         419,500
   Real  estate - second mortgage and home equity                              277,295         301,799
   Consumer installment                                                        148,286         205,406
   Credit card                                                                 203,803         144,000
   Commercial                                                                   90,562          64,207
   Lease financing                                                              61,197          73,673
- ---------------------------------------------------------------------------------------------------------
Total loans                                                                  1,374,625       1,355,538
  Less: Allowance for possible loan losses                                      30,576          38,684
        Unearned income                                                         32,014          47,093
- ---------------------------------------------------------------------------------------------------------
Net loans                                                                    1,312,035       1,269,761
Premises and equipment, net                                                     29,617          31,013
Assets acquired in foreclosure                                                  35,356          47,852
Other assets                                                                   113,742          79,561
- ---------------------------------------------------------------------------------------------------------
Total assets                                                                $2,169,483      $2,232,191
=========================================================================================================

Liabilities and Stockholders' Equity
Liabilities
 Noninterest-bearing deposits                                               $  151,761      $  169,714
 Interest-bearing deposits:
   Checking accounts                                                           117,197         125,461
   Money market                                                                453,134         497,665
   Savings                                                                     280,752         263,914
   Other time                                                                  771,352         887,983
   Brokered                                                                      6,821          12,418
   Jumbo certificates of deposit                                                 8,216           4,362
- ---------------------------------------------------------------------------------------------------------
 Total deposits                                                              1,789,233       1,961,517
 Securities sold under agreements to repurchase
   and other short-term borrowings                                             180,733          60,980
 Long-term borrowings                                                           16,987          18,246
 Accrued taxes, interest and other liabilities                                  34,793          29,163
- ---------------------------------------------------------------------------------------------------------
 Total liabilities                                                           2,021,746       2,069,906
Commitments and Contingencies
Stockholders' Equity
 Common stock ($5.00 par value) shares authorized 50,000,000;
   shares outstanding 16,775,790 at September 30, 1994, and 16,672,049
   at December 31, 1993                                                         83,879         83,360
 Capital surplus                                                                28,541         27,839
 Retained earnings                                                              62,000         50,400
 Unrealized gain (loss) on available-for-sale securities                       (26,683)           686
- ---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     147,737        162,285
- ---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                  $2,169,483     $2,232,191
=========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                       Three Months                       Nine Months
                                                                    Ended September 30,               Ended September 30,
(Thousands of dollars, except per share data)                       1994           1993              1994            1993
- ----------------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                                    $  31,740       $ 31,681          $  89,196      $  96,684
  Interest and dividends on securities:
    Taxable interest                                                8,554          7,173             24,524         23,520
    Interest exempt from federal income taxes                                                                           27
  Other interest income                                               684          3,670              5,425          8,797
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest income                                            40,978         42,524            119,145        129,028
Interest Expense
  Interest on deposits                                             14,637         17,763             44,548         56,932
  Interest on securities sold under agreements to
    repurchase and other short-term borrowings                      1,178             94              1,623            187
  Interest on long-term borrowings                                    371            403              1,158          1,252
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           16,186         18,260             47,329         58,371
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                24,792         24,264             71,816         70,657
Provision for possible loan losses                                  2,100          6,000              7,100         18,000
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       22,692         18,264             64,716         52,657
Other Operating Income
  Service charges on deposit accounts                               1,343          1,648              4,182          5,196
  Mortgage banking income                                           5,724          3,024             14,792         12,216
  Gains (losses) on sale of available-for-sale securities              (5)                              521          6,101
  Gains on sale of investment securities                                             670                             1,031
  Other                                                             2,056          2,128              5,947          5,559
- ----------------------------------------------------------------------------------------------------------------------------
 Total other operating income                                       9,118          7,470             25,442         30,103
- ----------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
  Compensation and employee benefits                               10,823         11,978             33,640         34,117
  Net occupancy expense of premises                                 2,350          2,504              6,932          6,707
  Equipment expense                                                 1,577          2,247              5,003          6,815
  FDIC insurance                                                    1,223          1,575              3,775          5,081
  Other real estate owned expense, net                                219          3,480              2,600          6,953
  Other                                                             5,723          4,496             18,370         15,841
- ----------------------------------------------------------------------------------------------------------------------------
  Total other operating expense                                    21,915         26,280             70,320         75,514
- ----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   9,895           (546)            19,838          7,246
Income taxes (benefits)                                             2,671         (2,138)             5,727         (1,874)
- ----------------------------------------------------------------------------------------------------------------------------
Net income                                                       $  7,224      $   1,592           $ 14,111       $  9,120
============================================================================================================================
Earnings per share                                              $     .42      $     .10           $    .82       $    .60
============================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Baltimore Bancorp and Subsidiaries

                                                                             Nine Months Ended
                                                                                September 30,
(Thousands of dollars)                                                    1994                1993
- ----------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                           $ 14,111          $   9,120
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Provision for possible loan losses                                  7,100             18,000
       Provision for depreciation and amortization                         3,219              3,451
       Amortization of purchased servicing rights                          2,153              5,421
       Amortization of excess servicing rights                               414                531
       Amortization of discount on securities                                234              2,799
       Other amortization                                                    235                686
       Realized gain on available-for-sale securities                       (521)            (6,101)
       Realized gain on investment securities                                                (1,031)
       Realized gain on sale of deposits                                    (229)              (398)
       Realized gain on sale of servicing rights                          (7,283)            (5,551)
       Contribution of common stock under 401(k) plan                        109                147
       Decrease in other assets and liabilities                            4,265                  5
       Gain on sale of premises and equipment                               (428)               (89)
       Other                                                                (329)              (451)
- ----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              23,050             26,539
- ----------------------------------------------------------------------------------------------------
Investing Activities
   Proceeds from sales of available-for-sale securities                   75,512            233,541
   Principal repayments of available-for-sale securities                  63,168              9,730
   Purchase of available-for-sale securities                            (202,608)          (242,264)
   Proceeds from sales of investment securities                                             299,266
   Maturities of investment securities                                                      139,731
   Principal repayments of investment securities                                             97,986
   Purchase of investment securities                                                       (513,569)
   Sales of mortgage loans held for sale                                 598,610            780,550
   Originations of mortgage loans held for sale                         (480,291)          (869,504)
   Proceeds from sale of servicing rights                                  4,697              4,160
   Purchase of servicing rights                                          (18,519)            (7,505)
   (Increase) decrease in loans                                          (36,549)           143,662
   Purchase of premises and equipment                                     (1,395)            (3,228)
   Other                                                                     221              1,034
- ----------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                               2,846             73,590
- ----------------------------------------------------------------------------------------------------
Financing Activities
   Proceeds from sale of deposits                                         18,552             20,399
   Net increase (decrease) in deposits, excluding deposits sold:
      Noninterest-bearing deposits                                       (18,999)            73,507
      Interest-bearing deposits                                         (171,608)          (294,713)
   Net increase in securities sold under agreements to
      repurchase and other short-term borrowings                         119,753             66,198
   Retirement of long-term borrowings                                     (1,259)            (1,235)
   Cash dividends paid                                                    (2,510)
   Proceeds from issuance of common stock                                  1,111             25,462
- ----------------------------------------------------------------------------------------------------
   Net cash used for financing activities                                (54,960)          (110,382)
- ----------------------------------------------------------------------------------------------------
   Decrease in cash and cash equivalents                                 (29,064)           (10,253)
   Cash and cash equivalents at beginning of period                       94,472            109,976
- ----------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                           $ 65,408          $  99,723
====================================================================================================
Supplemental information:
   Interest paid                                                        $ 46,340          $  64,277
   Net income tax paid (refunded)                                          3,916             (2,767)
- ----------------------------------------------------------------------------------------------------
Noncash transactions:
   Assets acquired in foreclosure                                       $  9,250          $  14,613
   Loans to facilitate sale of assets acquired in foreclosure              1,320              5,488
   Unrealized loss on valuation of available-for-sale securities          27,369
   Issuance of common stock under 401(k) plan                                109                147
   Reclassification of investment securities to loans                                         4,974
====================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BALTIMORE BANCORP AND SUBSIDIARIES
(Thousands of dollars, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE  B  -  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities at September 30, 1994 are summarized as follows:


                                              September 30, 1994
                                 ----------------------------------------------
                                                   Gross      Gross
                                   Amortized   Unrealized  Unrealized     Fair
                                      Cost        Gains       Losses      Value
                                    ---------   ---------    --------    -------
U.S. Treasury securities . . .      $  55,072   $-          $   966    $ 54,106
Federal agency obligations . .         58,641                 5,127      53,514
Foreign government debt. . . .          1,000                             1,000
Mortgage-backed securities . .        476,856                34,559     442,297
Other asset-backed securities.         13,787                   396      13,391

Total available-for-sale securities  $605,356   $-          $41,048    $564,308


Available-for-sale securities at December 31, 1993 are summarized as follows:

                                                 December 30, 1994
                                 ----------------------------------------------
                                                  Gross      Gross
                                   Amortized   Unrealized  Unrealized     Fair
                                      Cost        Gains       Losses      Value
                                    ---------   ---------    --------    -------
U.S. Treasury securities . . .       $  1,994                          $  1,994
Federal agency obligations . .         75,071     $   53       $ 267     74,857
Foreign government debt. . . .          1,000                             1,000
Mortgage-backed securities . .        452,564      1,593         328    453,829
Other asset-backed securities.         10,512          5           1     10,516

Total available-for-sale securities  $541,141     $1,651       $ 596   $542,196

NOTE C - EARNINGS PER SHARE

 Earnings per share were determined based on the weighted average number of common shares outstanding for the period and the assumed exercise of stock options using the treasury stock method to the extent that the effect is dilutive. The weighted average number of shares outstanding was 16,755,790 and 16,556,393 for the three month periods ended September 30, 1994 and 1993, respectively, and 16,724,570 and 15,145,290 for the nine month periods ended September 30, 1994 and 1993, respectively. The effect of stock options was not dilutive to earnings per share.

NOTE D - LITIGATION

 Various claims and lawsuits are pending against the Company and its subsidiaries. It is generally anticipated that final disposition of such claims and lawsuits may not occur for several years. Management, after reviewing developments with legal counsel, establishes loss contingency reserves as considered necessary; however, no such reserves have been established as of September 30, 1994. Although the amount of any ultimate liability with respect to legal matters cannot be determined, management is of the opinion that losses, if any, resulting from the ultimate resolution of current legal actions will not have a material adverse effect on the financial condition of the Company.

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

 The acquisition of the Company by FFB is subject to various closing conditions, including the receipt of all regulatory approvals required for the transaction and the approval of the transaction by the Company's stockholders at a special meeting. The acquisition is expected to close during the fourth quarter of 1994 or in early 1995, subject to the satisfaction of closing conditions.

 On October 17, 1994, the Agreement and Plan of Merger was amended to effect certain changes primarily to provide FFB with the option of electing to consummate certain additional alternative transactions designed to allow FFB to acquire the Company under existing regulatory restrictions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings Review

  Net income of Baltimore Bancorp ("the Company") for the quarter ended September 30, 1994 was $7.2 million, or $.42 per share, as compared with net income of $1.6 million for the third quarter of 1993, or $.10 per share. Year-to-date, net income for the nine months ended September 30, 1994 amounted to $14.1 million, or $.82 per share, as compared with net income of $9.1 million, or $.60 per share, for the corresponding period in 1993. For the first nine months of 1994, return on average total assets was .88% compared to .52% for the first nine months of 1993.

  Net interest income. Net interest income grew slightly to $24.8 million in the third quarter of 1994 from $24.3 million in the same period of 1993. For the first nine months of 1994, net interest income amounted to $71.8 million, as compared with $70.7 million for the corresponding period in 1993, both the quarter and and year-to-date comparison show a 2% increase. While average earning assets declined by 8% during the nine month period in 1994 compared with the same period in 1993, the net yield on average earning assets, on a tax eqvivalent basis, has risen by 9% to 4.98% for the third quarter of 1994 from 4.57% for the same period in 1993 and has increased by 10% to 4.79% for the first nine months of 1994 from 4.35% for the same period in 1993. A $75.3 million, or 57%, reduction in nonperforming assets since September 30, 1993 combined with the repayment at maturity of $61.3 million in high cost brokered deposits since September 30, 1993, as well as the overall favorable interest rate environment has accounted for most of the improvement in the net yield on average earning assets.

    Provision for possible loan losses. The Company's provision for possible loan losses was $2.1 million for the third quarter of 1994, as compared with $6.0 million for the third quarter of 1993. Year-to-date, the provision for possible loan losses was $7.1 million for the nine months ended September 30, 1994, as compared with $18.0 million for the same period in 1993. Net charge-offs were $2.2 million and $19.5 million for the third quarter of 1994 and 1993, respectively, and $15.2 million and $39.1 million for the first nine months of 1994 and 1993, respectively. The lower level of charge-offs in 1994 relates to the significant reduction in nonperforming loans over the past twelve months. Nonperforming loans dropped from $61.3 million at September 30, 1993 to $22.0 million at September 30, 1994.

  The current provision for possible loan losses is not necessarily indicative of future provisions. Although the Company closely monitors the quality of its loan portfolios, deterioration in the regional real estate market or the general economy could result in the Company increasing the quarterly provision for possible loan losses.

  Other operating income. Other operating income increased by 21% in the third quarter of 1994 to $9.1 million from $7.5 million for the corresponding period in 1993. Most of the increase occurred in the Company's residential mortgage banking business where higher profits on the sale servicing rights was partially offset by lower profits on the sale of loans in comparison to the prior year.

  Year-to-date, other operating income amounted to $25.4 million for the first nine months of 1994, as compared with $30.1 million for the same period in 1993, or a 16% decrease. The results for the first nine months of 1993 include $6.1 million in net gains from the Company's securities portfolios, as compared with $0.5 million for the same period in 1994. Excluding the impact of gains from the securities portfolio, noninterest income grew to $24.9 million in the first nine months of 1994 from $24 million for the same period in 1993.

  Other operating expense. Other operating expense decreased by 17% in the third quarter of 1994 to $21.9 million from $26.3 million for the corresponding period in 1993. Compensation and employee benefits expense decreased largely due to lower volume driven commissions in the Company's residential mortgage banking business where production levels in the third quarter of 1994, as compared with 1993, declined with the market rise in mortgage interest rates and the reduction in refinancing. In comparison with the third quarter of 1993, the Company in the third quarter of 1994 experienced decreases in equipment expense due to the outsourcing of its data processing operations beginning in late 1993 as well as in FDIC insurance expense due to lower deposits and lower assessment rates resulting from the Company's improved financial condition. Other real estate owned (OREO) expense also decreased as the Company's loss exposure from its OREO holdings was reduced. Offsetting these decreases was an increase in other expense in the third quarter of 1994, as compared with the same period in 1993, largely attributable to higher outside data processing services expense and higher advertising expense associated with the Company's retail operations.

  Year-to-date, other operating expense amounted to $70.3 million for the first nine months of 1994, as compared with $75.5 million for the same period in 1993, or a 7% decrease, due largely to lower volume related compensation expenses in the mortgage subsidiary, lower OREO expense and FDIC insurance, and 1993 restructuring expenses associated with the outsourcing of data processing operations . Other expense for the first quarter of 1993 included a $1.8 million charge for the settlement of a lawsuit filed in 1990 by a class of stockholders against the Company and certain previous executive officers and former directors.

  Income taxes. Income taxes increased to $2.6 million in the third quarter of 1994 from a credit of $2.1 million for the corresponding period in 1993. For the nine months ended September 30, 1994, income taxes were $5.7 million, as compared with a credit of $1.9 million for the first nine months of the prior year. In 1993, the Company benefitted from the use of net operating loss carryforwards to reduce federal income taxes.

Capital and Liquidity

  Capital. For the third quarter of 1994, the adjusted Tier 1 leverage capital ratio for the Company's principal subsidiary, The Bank of Baltimore ("the Bank"), reached 8.19%. This represents an improvement over the Bank's leverage capital ratio of 7.13% for the third quarter of 1993 and compares to a leverage capital ratio of 7.08% for the fourth quarter of 1993. At September 30, 1994, the Bank's Tier 1 risk-based and Total risk- based capital ratios were 10.82% and 12.08%, respectively, continuing to exceed the regulatory requirements for a "well-capitalized" bank of 6.00% and 10.00%, respectively. The Bank's Tier 1 risk-based and Total risk- based ratios were 9.24% and 10.51%, respectively, at September 30, 1993 and 9.72% and 10.99%, respectively, at December 31, 1993.

  On a consolidated basis, the Company's ratio of stockholders' equity to total assets declined to 6.81% at September 30, 1994, as compared with 7.27% at December 31, 1993. This decrease reflects the decline in market value, since year-end 1993, of the Company's available-for-sale securities which, effective December 31, 1993, are being accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"). The Company's ratio of stockholders' equity to total assets excluding the effect of FASB 115 was 8.04% at September 30, 1994, as compared with 6.94% a year earlier. Capital ratios have improved since the third quarter of 1993 as a result of profitable operations, a reduction in the Company's assets and significant new equity capital raised in 1993 through the sale of common stock under a dividend reinvestment and stock purchase plan. The table below sets forth the relevant data and capital ratios for the Company and the Bank at September 30, 1994 and for the quarter then ended:

                                                      Baltimore     The Bank of
(Dollars in millions)                                  Bancorp       Baltimore
- --------------------------                            ---------    -----------
Total assets - quarter-end                            $ 2,169.5    $  2,167.7
Total average assets - third quarter                    2,138.5       2,137.1
Total risk-weighted assets                              1,642.5       1,630.6

Stockholders' equity - quarter-end, excluding
   unrealized loss on available-for-sale securities       174.4         177.0
     As a percent of total assets                         8.04%         8.17%

Tier 1 capital
   As a percent of average assets (leverage ratio)        8.09%         8.19%

Tier 1 risk-based capital
   As a percent of risk-weighted assets                  10.62%        10.82%
   Required                                               4.00%         4.00%

Total risk-based capital
   As a percent of risk-weighted assets                  12.24%        12.08%
   Required                                               8.00%         8.00%


  Liquidity. The FDIC reviews the liquidity of insured financial institutions in the course of its examinations but has no specific liquidity requirement. Insured financial institutions are required by the FDIC to maintain adequate liquidity as measured by the percentage of net deposits and short-term liabilities represented by net cash, short-term and marketable assets. The Bank's liquidity ratio under this formula was 24% at September 30, 1994, 33% at December 31, 1993 and 32% at September 30, 1993. Management believes that the Bank's liquidity is adequate.

Asset Quality

  Nonperforming assets were $57.3 million at September 30, 1994, as compared with $81.8 million reported at December 31, 1993 and $132.6 million at September 30, 1993. The following table summarizes the year-to-date activity for 1994:

                                            Nonperforming
             (Dollars in millions)               Loans     OREO    Total
            --------------------------------------------------------------
            Balance, January 1, 1994            $ 33.9   $ 47.9   $ 81.8

            Additions                             13.9              13.9
            Charge-offs/write-downs              (10.9)    (1.9)   (12.8)
            Resolutions/payments                  (5.6)   (20.0)   (25.6)
            Transfers                             (9.3)     9.3

            Balance, September 30, 1994         $ 22.0   $ 35.3   $ 57.3


  The ratio of nonperforming assets to total assets decreased to 2.64% at September 30, 1994 from 3.66% at December 31, 1993. At September 30, 1993, the ratio of nonperforming assets to total assets was 5.71%. Loans delinquent by more than 90 days increased by $9.0 million to $20.4 million at September 30, 1994 from $11.4 million at December 31, 1993. Management believes the allowance for possible loan losses of $30.6 million, with a coverage ratio of nonperforming loans at 139%, is adequate at September 30, 1994. In comparison, coverage ratios were 114% at December 31, 1993 and 73% at September 30, 1993.

  Approximately 96% of the nonperforming assets are secured by real estate, the majority of which are income-producing properties, and approximately 85% are located in the local marketplace. Deterioration in the regional real estate market or the general economy could result in additions to nonperforming assets and/or increased OREO expenses and loan loss provisions.

Changes in Financial Condition

  Total assets at September 30, 1994 were $2.169 billion, as compared with $2.232 billion at December 31, 1993.

  Loans held for sale at September 30, 1994 were $49.0 million as compared with $167.3 million at December 31, 1993. The $118.3 million decrease is attributable to sales of residential mortgage loans exceeding production in the first nine months of 1994 as the refinancing trend slowed in response to a rise in interest rates.

  Available-for-sale securities at September 30, 1994 were $564.3 million as compared with $542.2 million at December 31, 1993. The $22.1 million increase is largely due to the investment of excess cash in U.S. Treasury and variable-rate mortgage-backed securities.

  Loans, net of unearned income, increased to $1.343 billion at September 30, 1994, as compared with $1.308 billion at December 31, 1993, due largely to higher credit card receivables and residential mortgage balances offset by loan amortization and pay-offs in the other portfolios. The reduction in consumer loan portfolios reflects the significant refinancing of homeowners' first mortgage loans and the concurrent consolidation of consumer debt. In addition, the lack of significant new consumer loan demand, except in credit cards, has impacted growth in loan originations. The commercial real estate loan portfolio has decreased as a result of prepayments as well as scheduled loan amortization.

  Deposits and short-term borrowings decreased to $1.970 billion at September 30, 1994, as compared with $2.022 billion at December 31, 1993, as depositors continued to seek better returns through alternative investments. The Company has responded to this market trend by further developing its investment services business and investigating alternative sources of borrowings.

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

  The following table summarizes the Company's interest rate sensitivity position at September 30, 1994 for five different time periods using a static gap analysis:

                                                                          Period from September 30, 1994
                                                                            in which assets/liabilities
                                                                              are subject to repricing
                                           -----------------------------------------------------------------------------
                                             0-90            91-180           181-365           1-5             Over
(Dollars in millions)                        Days             Days              Days           Years           5 Years

Assets
- -----------------------------------------------------------------------------------------------------------------------
  Short-term investments                   $     27
  Available-for-sale securities                 270          $    40          $    27         $  161         $    67
  Loans                                         706               29              106            314             188
  Other assets                                   69                                                              166
                                           ----------------------------------------------------------------------------
    Total assets                           $  1,072          $    69          $   133         $  475         $   421
                                           ============================================================================
Liabilities and Equity
  Noninterest-bearing deposits (1)         $    152
  Savings and money market
    accounts (1)                                734
  Other interest-bearing deposits               628          $   132          $    83         $   49         $   11
  Borrowed funds                                181                                 1                            16
  Other liabilities                                                                                              35
  Stockholders' equity                                                                                          148
                                           ----------------------------------------------------------------------------
    Total liabilities and equity           $  1,695          $   132          $    84         $   49         $  210
                                           ============================================================================
Interest Sensitivity Gap
  Amount for period                        $   (623)         $   (63)         $    49         $  426         $  211
  Cumulative amount                            (623)            (686)            (637)          (211)
  Cumulative percent of assets               (28.7%)          (31.6%)          (29.4%)         (9.7%)

(1) Noninterest-bearing deposits and savings and money market accounts, taken together, include $433 million in the 0-90 days category which the Company considers to be long-term core deposits in the management of its interest rate sensitivity.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings - See Note D to the Consolidated Financial Statements.

Item 2. Changes in Securities - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
          2.1 Agreement and Plan of Merger, dated as of March 21, 1994, among the Registrant, First Fidelity Bancorporation and Annabel Lee Corporation (incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 23, 1994).

          2.2 Amendment, dated as of October 17, 1994, by and among the Registrant, First Fidelity Bancorporation and Annabel Lee Corporation, to the Agreement and Plan of Merger dated as of March 21, 1994 (filed herewith).

          11 Statement Re: Computation of Per Share Earnings (filed herewith).

          99 Stock Option Agreement, dated as of March 22, 1994, between the Registrant and First Fidelity Bancorporation (incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 23, 1994).

        (b) Reports on Form 8-K - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BALTIMORE BANCORP






October 31, 1994                   /s/ Edwin F. Hale, Sr.
                                   -----------------------------
                                       Edwin F. Hale, Sr.
                                       Chairman of the Board and
                                       Chief Executive Officer




October 31, 1994                  /s/ Joseph A. Cicero
                                  ------------------------------
                                      Joseph A. Cicero
                                      Executive Vice President and
                                      Chief Financial Officer